Form 10-Q
period 2004-09-30
LEATHERS L P; DEL RANCH LP; ELMORE LP; VPC GEOTHERMAL LLC; SALTON SEA POWER LLC; CALENERGY MINERALS LLC; CE TURBO LLC; CE SALTON SEA INC; SALTON SEA MINERALS CORP; CALENERGY OPERATING CORP
filed 2004-11-12
CIK 1017945, 1017946, 1017947, 1087415, 1087416, 1087417, 1087418, 1087419, 1087420, 1087421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

Commission File No. 33-95538

SALTON SEA FUNDING CORPORATION
(Exact name of registrant as specified in its charter)

	Delaware	47-0790493
	(State of Incorporation)	(IRS Employer Identification No.)

Salton Sea Brine Processing, L.P.	California	33-0601721
Salton Sea Power Generation L.P.	California	33-0567411
Fish Lake Power LLC	Delaware	33-0453364
Vulcan Power Company	Nevada	95-2636765
CalEnergy Operating Corporation	Delaware	33-0268085
Salton Sea Royalty LLC	Delaware	47-0790492
VPC Geothermal LLC	Delaware	91-1244270
San Felipe Energy Company	California	33-0315787
Conejo Energy Company	California	33-0268500
Niguel Energy Company	California	33-0268502
Vulcan/BN Geothermal Power Company	Nevada	95-3992087
Leathers, L.P.	California	33-0305342
Del Ranch, L.P.	California	33-0278290
Elmore, L.P.	California	33-0278294
Salton Sea Power L.L.C.	Delaware	47-0810713
CalEnergy Minerals LLC	Delaware	47-0810718
CE Turbo LLC	Delaware	47-0812159
CE Salton Sea Inc.	Delaware	47-0810711
Salton Sea Minerals Corp.	Delaware	47-0811261

302 S. 36th Street, Suite 400 Omaha, Nebraska	68131
(Address of principal executive offices of	(Zip Code of
Salton Sea Funding Corporation)	Salton Sea Funding Corporation)

(402) 341-4500
Salton Sea Funding Corporation's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. As of October 31, 2004, 100 shares of common stock were outstanding.

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Funding Corporation (the "Company") as of September 30, 2004, and the related statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Salton Sea Funding Corporation as of December 31, 2003, and the related statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 10, 2004

SALTON SEA FUNDING CORPORATION
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Current assets:
Cash	$44,828	$14,341
Accrued interest receivable and other current assets	8,056	2,950
Current portion secured project notes from Guarantors	39,478	165,215
Total current assets	92,362	182,506
Secured project notes from Guarantors	273,315	298,377
Investment in 1% of net assets of Guarantors	6,554	9,532
Total assets	$372,231	$490,415

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accrued interest	$8,019	$2,945
Current portion of long-term debt	39,478	165,215
Total current liabilities	47,497	168,160
Due to affiliates	40,800	10,225
Senior secured notes and bonds	273,315	298,377
Total liabilities	361,612	476,762

Commitments and contingencies (Note 4)

Stockholder's equity:
Common stock authorized - 1,000 shares, par value $.01 per share; issued and outstanding 100 shares	-	-
Additional paid-in capital	8,231	6,317
Retained earnings	2,388	7,336
Total stockholder's equity	10,619	13,653
Total liabilities and stockholder's equity	$372,231	$490,415

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
Revenue:
Interest income	$6,085	$9,217	$20,386	$28,145
Equity in earnings of Guarantors	(4,674)	37	(4,892)	(172)
Total revenue	1,411	9,254	15,494	27,973
Costs and expenses:
General and administrative expenses	98	107	206	297
Interest expense	6,014	9,188	20,195	27,750
Total costs and expenses	6,112	9,295	20,401	28,047
Loss before income taxes	(4,701)	(41)	(4,907)	(74)
Provision (benefit) for income taxes	125	(17)	41	(30)
Net loss	$(4,826)	$(24)	$(4,948)	$(44)

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,948)	$(44)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in earnings of Guarantors	4,892	172
Changes in assets and liabilities:
Accrued interest receivable and other current assets	(5,106)	(8,918)
Accrued interest payable	5,074	8,980
Net cash flows from operating activities	(88)	190
Cash flows from investing activities:
Principal repayments of secured project notes from Guarantors	150,799	14,039
Cash flows from financing activities:
Decrease in restricted cash	-	46,293
Due to affiliates, net	30,575	(35,301)
Repayment of senior secured notes and bonds	(150,799)	(14,039)
Net cash flows from financing activities	(120,224)	(3,047)
Net change in cash	30,487	11,182
Cash at the beginning of period	14,341	19,583
Cash at the end of period	$44,828	$30,765

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    General

In the opinion of management of Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements of Funding Corporation and of Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P. (“Salton Sea Power Generation”), Salton Sea Power L.L.C. (“Salton Sea Power”) and Fish Lake Power LLC (collectively, the "Salton Sea Guarantors"), Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC (“CE Turbo”), CalEnergy Minerals LLC (“CalEnergy Minerals”), Salton Sea Minerals Corp., CalEnergy Operating Corporation, Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the "Partnership Guarantors"), and Salton Sea Royalty LLC (the "Royalty Guarantor", together with the Salton Sea Guarantors and the Partnership Guarantors, the "Guarantors") contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Mineral Assets and Zinc Recovery Project

The Guarantors' long-lived assets include rights to commercial quantities of extractable minerals from elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California and a zinc recovery plant constructed by CalEnergy Minerals near the geothermal energy generation facilities designed to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process ("Zinc Recovery Project").

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project, effective immediately. Based on this decision, a non-cash, after-tax impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, has been recorded to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively, the “Mineral Assets”). The charge and related activity of the Mineral Assets are classified separately as discontinued operations in the respective combined statements of operations for each of the Partnership Guarantors and Salton Sea Guarantors.

In connection with ceasing operations, the Zinc Recovery Project’s assets will be sold and certain employees of the operator of the Zinc Recovery Project have been paid one-time termination benefits. As a result of ceasing operations of the Zinc Recovery Project, CalEnergy Minerals expects to make cash expenditures of approximately $13 million, consisting of pre-tax disposal costs, termination benefit costs and property taxes. Substantially all of such costs are expected to relate to disposal activities, and a portion of the disposal costs is expected to be offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is expected to continue into 2005.

3.    Redemption of Senior Bonds

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 ("Series F Bonds"), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MidAmerican Energy Holdings Company ("MEHC"), and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

4.    Contingencies

Southern California Edison (“Edison”) and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project's 40 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.5 million. Salton Sea Power Generation, with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project notified Edison that it disputes such action. Although the purported, probationary period referenced by Edison has elapsed, Edison has not yet notified owner of any action by Edison with respect to the disputed probation. As a result, the Salton Sea Guarantors established an allowance for doubtful accounts of $1.9 million and $1.7 million for capacity payments as of September 30, 2004 and December 31, 2003, respectively.

On October 9, 2003, the Salton Sea III Project's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea III Project's turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.8 million. Salton Sea Power Generation, owner of the Salton Sea III Project, served notices of error on Edison for such unpaid amounts. As a result the Salton Sea Guarantors have established an allowance for doubtful accounts of $0.8 million and $0.7 million as of September 30, 2004 and December 31, 2003, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million (the “PX Receivable”). The Guarantors had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, the Salton Sea V and CE Turbo Projects entered into separate Transfer of Claims Agreements with TransAlta USA Inc. (“TransAlta”) and MEHC, respectively (the “Transfer of Claims Agreements”), pursuant to which the Salton Sea V and CE Turbo Projects received an aggregate of approximately $3.7 million in exchange for rights to receive payment on the PX Receivable. As a result of the transaction, the Guarantors wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable plus interest to MEHC and TransAlta.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Guarantors' geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulation under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 2004, and the related combined statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Salton Sea Guarantors' management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the Salton Sea Guarantors as of December 31, 2003, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 10, 2004

SALTON SEA GUARANTORS
COMBINED BALANCE SHEETS
(In thousands)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Trade accounts receivable, net	$21,421	$14,070
Trade accounts receivable from affiliates	53	1,131
Prepaid expenses and other current assets	3,915	4,255
Total current assets	25,389	19,456
Properties, plants, contracts and equipment, net	401,056	507,983
Total assets	$426,445	$527,439

LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
Accounts payable	$479	$146
Accrued interest	5,380	1,421
Other accrued liabilities	4,457	6,566
Current portion of long-term debt	34,697	24,409
Total current liabilities	45,013	32,542
Due to affiliates	40,476	45,652
Senior secured project note	176,746	199,238
Total liabilities	262,235	277,432

Commitments and contingencies (Note 5)

Guarantors' equity	164,210	250,007
Total liabilities and guarantors' equity	$426,445	$527,439

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
Revenue:
Operating revenue	$35,945	$26,646	$79,448	$64,611
Interest and other income (loss)	-	12	130	(467)
Total revenue	35,945	26,658	79,578	64,144
Costs and expenses:
Royalty, operating, general and administrative expense	13,013	17,373	42,547	45,646
Depreciation and amortization	6,215	4,871	18,309	14,632
Interest expense	4,169	4,682	12,885	14,255
Total costs and expenses	23,397	26,926	73,741	74,533
Income (loss) from continuing operations	12,548	(268)	5,837	(10,389)
Loss from discontinued operations (Note 3)	(91,466)	(23)	(91,634)	(41)
Net loss	$(78,918)	$(291)	$(85,797)	$(10,430)

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Income (loss) from continuing operations	$5,837	$(10,389)
Adjustments to reconcile income (loss) from continuing operations to cash flows from continuing operations:
Depreciation and amortization	18,309	14,632
Other	180	172
Changes in assets and liabilities:
Trade accounts receivable, net	(6,273)	103
Prepaid expenses and other current assets	340	1,838
Accounts payable and accrued liabilities	2,183	5,595
Net cash flows from operating activities	20,576	11,951
Cash flows from investing activities:
Capital expenditures, net of warranty settlement	(3,196)	(710)
Cash flows from financing activities:
Repayment of senior secured project note	(12,204)	(11,382)
Increase (decrease) in due to affiliates	(5,176)	141
Net cash flows from financing activities	(17,380)	(11,241)
Net change in cash	-	-
Cash at the beginning of period	-	-
Cash at the end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.    General

In the opinion of management of Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P. (“Salton Sea Power Generation”), Salton Sea Power L.L.C. (“Salton Sea Power”), and Fish Lake Power LLC (collectively the "Salton Sea Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified to conform to the current year presentation, including the reclassification of activity related to the Mineral Assets, which includes the Zinc Recovery Project, as discontinued operations (see Note 3). Such reclassifications did not impact previously reported net losses or retained earnings.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Guarantors' Annual Report on Form 10-K for the year ended December 31, 2003.

2.    New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("Fin 46"). Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which served to clarify guidance in Fin 46. During the fourth quarter of 2003, the Salton Sea Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Salton Sea Guarantors' financial position, results of operations or cash flows. The Salton Sea Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Salton Sea Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Salton Sea Guarantors have determined their power purchase and power sale agreements do not represent significant variable interest. Accordingly, the Salton Sea Guarantors have concluded that it is appropriate to continue to consolidate its power plant projects.

3.    Discontinued Operations - Mineral Assets and Zinc Recovery Project

The Salton Sea Guarantors' long-lived assets include rights to commercial quantities of extractable minerals from the elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California. CalEnergy Minerals, LLC (“CalEnergy Minerals”) installed facilities near the geothermal generation facilities designed to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (“Zinc Recovery Project”).

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project, effective immediately. Based on this decision, a non-cash, after-tax impairment charge of $91.4 million has been recorded to write-off the rights to quantities of extractable minerals (“Mineral Assets”). The charge and related activity of the Mineral Assets are classified separately as discontinued operations in the accompanying combined statements of operations and consist of depreciation and amortization of $0.1 million and $- for the three months ended September 30, 2004 and 2003, respectively, and $0.2 million and $- for the nine months ended September 30, 2004 and 2003, respectively, in addition to the $91.4 million impairment charge recorded in September 2004.

4.    Intangible Assets

The Salton Sea Guarantors' acquired intangible assets, which are included in properties, plants, contracts and equipment, net, consist of power purchase contracts (the "Power Purchase Agreements") with a cost of $33.4 million and accumulated amortization of $10.8 million and $9.9 million at September 30, 2004 and December 31, 2003, respectively. Amortization expense on the Power Purchase Agreements was $0.3 million for the three-month periods ended September 30, 2004 and 2003 and $0.9 million for the nine-month periods ended September 30, 2004 and 2003. The Salton Sea Guarantors expect amortization expense on the Power Purchase Agreements to be $0.3 million for the remaining three months of 2004 and $1.2 million for each of the four succeeding fiscal years.

5.    Contingencies

Southern California Edison (“Edison”) and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project's 40 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project's turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.5 million. Salton Sea Power Generation, with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project notified Edison that it disputes such action. Although the purported probationary period referenced by Edison has elapsed, Edison has not yet notified owner of any action by Edison with respect to the disputed probation. As a result, the Salton Sea Guarantors established an allowance for doubtful accounts of $1.9 million and $1.7 million for capacity payments as of September 30, 2004 and December 31, 2003, respectively.

On October 9, 2003, the Salton Sea III Project's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea III Project's turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.8 million. Salton Sea Power Generation, owner of the Salton Sea III Project, served notices of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors have established an allowance for doubtful accounts for the $0.8 million and $0.7 million as of September 30, 2004 and December 31, 2003, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V Project has not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.0 million (the “PX Receivable”). The Salton Sea Guarantors had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, the Salton Sea V Project entered into separate Transfer of Claims Agreements with TransAlta USA Inc. (“TransAlta”) and MEHC, respectively, (the “Transfer of Claims Agreements”) pursuant to which the Salton Sea V Project received approximately $2.9 million in exchange for rights to receive payment on the PX Receivable. As a result of the transaction, the Salton Sea Guarantors wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.0 million liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power can be required to pay the PX Receivable plus interest to MEHC and TransAlta.

Environmental Liabilities

The Salton Sea Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Salton Sea Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Salton Sea Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Salton Sea Guarantors and the amount of energy available from the Salton Sea Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Salton Sea Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Salton Sea Guarantors' geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulation under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

6.    Related Party Transactions

Pursuant to the Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, the Salton Sea Guarantors acquired from Magma Land I, a wholly owned subsidiary of Magma Power Company ("Magma"), rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation facilities in return for 5% of all electricity revenue received by the Salton Sea Guarantors. The amounts expensed for the three-month and nine-month periods ended September 30, 2004 were $1.8 million and $4.0 million, respectively. The amounts expensed for the three-month and nine-month periods ended September 30, 2003 were $1.3 million and $3.2 million, respectively.

Pursuant to the Administrative Services Agreement dated April 1, 1993 with Magma, Magma will provide administrative and management services to the Salton Sea Guarantors, excluding the Salton Sea IV and Salton Sea V Projects. Fees payable to Magma amount to 3% of all electricity revenue. The amount expensed for the three-month and nine-month periods ended September 30, 2004 were $0.5 million and $1.1 million, respectively. The amount expensed for the three-month and nine-month periods ended September 30, 2003 were $0.5 million and $1.0 million, respectively.

Pursuant to the Operating and Maintenance Agreement dated April 1, 1993 between CalEnergy Operating Corporation ("CEOC") and the Salton Sea Guarantors, the Salton Sea Guarantors have retained CEOC to operate the Salton Sea Projects for a period of 32 years. Payments are made to CEOC in the form of reimbursements of expenses incurred. During the three-month and nine-month periods ended September 30, 2004, the Salton Sea Guarantors reimbursed CEOC for expenses of $4.4 million and $12.8 million, respectively. During the three-month and nine-month periods ended September 30, 2003, the Salton Sea Guarantors reimbursed CEOC for expenses of $3.8 million and $14.7 million, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power began selling available power to TransAlta on February 12, 2003 at prices based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $1.8 million and $4.7 million during the three-month and nine-month periods September 30, 2004, respectively and $1.8 million and $6.0 million during the three-month and nine-month periods ended September 30, 2003, respectively. As of September 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $- and $1.1 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo LLC (“CE Turbo”) entered into a Green Energy Tag Purchase and Sale agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour ("MWh") of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. (“TransAlta Energy”) at a market price per Green Tag. Sales by Salton Sea Power commenced in July 2004 and totaled $0.5 million for the three-month and nine-month periods ended September 30, 2004. As of September 30, 2004, there was no accounts receivable from TransAlta Energy.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power may provide CalEnergy Minerals with electrical energy at the market rates available to Salton Sea Power, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $0.5 million and $1.3 million for the three-month and nine-month periods ended September 30, 2004, respectively and $0.3 million and $0.6 million for the three-month and nine-month periods ended September 30, 2003, respectively. On September 10, 2004, CalEnergy Minerals ceased operations. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are anticipated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 2004, and the related combined statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Partnership Guarantors' management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the Partnership Guarantors as of December 31, 2003, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 10, 2004

PARTNERSHIP GUARANTORS
COMBINED BALANCE SHEETS
(In thousands)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Trade accounts receivable, net	$21,662	$13,500
Trade accounts receivable from affiliate	-	433
Inventory	18,480	19,616
Prepaid expenses and other current assets	1,670	3,641
Total current assets	41,812	37,190
Restricted cash	121	441
Properties, plants, contracts and equipment, net	260,608	636,710
Management fee	62,860	66,603
Due from affiliates	193,809	157,531
Goodwill	56,528	99,653
Total assets	$615,738	$998,128

LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
Accounts payable	$3,125	$1,883
Accrued interest	2,624	1,519
Other accrued liabilities	15,627	12,812
Current portion of long-term debt	4,140	140,398
Total current liabilities	25,516	156,612
Senior secured project note	96,569	98,702
Deferred income taxes	99,035	130,610
Total liabilities	221,120	385,924

Commitments and contingencies (Note 7)

Guarantors' equity:
Common stock	3	3
Additional paid-in capital (Note 8)	674,246	482,814
Retained earnings (deficit)	(279,631)	129,387
Total guarantors' equity	394,618	612,204
Total liabilities and guarantors' equity	$615,738	$998,128

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
Revenue:
Operating revenue	$33,382	$33,113	$73,179	$75,364
Interest and other income	1,353	1,073	845	944
Total revenue	34,735	34,186	74,024	76,308
Costs and expenses:
Royalty, operating, general and administrative costs	11,532	12,733	46,188	42,400
Depreciation and amortization	7,171	6,200	20,823	17,897
Interest expense	1,997	2,079	6,032	6,149
Total costs and expenses	20,700	21,012	73,043	66,446
Income from continuing operations before income taxes	14,035	13,174	981	9,862
Provision for income taxes	8,229	5,363	125	4,051
Income from continuing operations	5,806	7,811	856	5,811
Loss from discontinued operations, net of tax benefits (Note 3)	(396,326)	(5,995)	(409,874)	(18,865)
Net income (loss)	$(390,520)	$1,816	$(409,018)	$(13,054)

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Income from continuing operations	$856	$5,811
Adjustments to reconcile income from continuing operations to cash flows from continuing operations:
Depreciation and amortization	20,823	17,897
Deferred income taxes	(1,297)	3,038
Other	2,634	1,179
Changes in assets and liabilities:
Trade accounts receivable, net	(7,740)	(8,361)
Prepaid expenses and other current assets	(470)	952
Accounts payable and accrued liabilities	6,972	5,835
Net cash flows from continuing operations	21,778	26,351
Net cash flows from discontinued operations	(28,437)	(31,197)
Net cash flows from operating activities	(6,659)	(4,846)
Cash flows from investing activities:
Capital expenditures related to operating projects	(11,010)	(12,299)
Management fee	42	(862)
Net cash flows from continuing operations	(10,968)	(13,161)
Net cash flows from discontinued operations	845	(10,269)
Net cash flows from investing activities	(10,123)	(23,430)
Cash flows from financing activities:
Increase in due from affiliates	(8,802)	(11,384)
Repayment of senior secured project notes	(2,008)	(1,806)
Net cash flows from continuing operations	(10,810)	(13,190)
Net cash flows from discontinued operations	27,592	41,466
Net cash flows from financing activities	16,782	28,276
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at the end of period	$-	$-
Supplemental disclosure - Forgiveness of amounts borrowed from MEHC to fund Zinc Recovery Project operating losses (Note 8)	$41,708	$-

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.    General

In the opinion of management of Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC (“CE Turbo”), CalEnergy Minerals LLC (“CalEnergy Minerals”), Salton Sea Minerals Corp., CalEnergy Operating Corporation, Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the "Partnership Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified to conform to the current year presentation, including the reclassification of activity related to the Mineral Assets, which include the Zinc Recovery Project, as discontinued operations (see Note 3) and a $10.1 million reclassification between due from affiliates and deferred income taxes. Such reclassifications did not impact previously reported net losses or retained earnings.

The unaudited financial statements should be read in conjunction with the audited financial statements included in the Partnership Guarantors' Annual Report on Form 10-K for the year ended December 31, 2003.

2.    New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("Fin 46"). Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which served to clarify guidance in Fin 46. During the fourth quarter of 2003, the Partnership Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Partnership Guarantors' financial position, results of operations or cash flows. The Partnership Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Partnership Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Partnership Guarantors have determined their power purchase and power sale agreements do not represent significant variable interest. Accordingly, the Partnership Guarantors have concluded that it is appropriate to continue to consolidate their power plant projects.

3.    Discontinued Operations - Mineral Assets and Zinc Recovery Project

The Partnership Guarantors' long-lived assets include rights to commercial quantities of extractable minerals from elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California and a zinc recovery plant constructed by CalEnergy Minerals near the geothermal energy generation facilities designed to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process ("Zinc Recovery Project").

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increased production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project, effective immediately. Based on this decision, a non-cash, after-tax impairment charge of $390.0 million has been recorded to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively the “Mineral Assets”). The income tax benefit recorded in connection with the impairment charge represents the reversal of book and tax basis differences related to property, plant and equipment, net of tax benefits previously recognized on operating losses. The charge and related activity of the Mineral Assets are classified separately as discontinued operations in the accompanying combined statements of operations and include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Total revenue	$564	$184	$2,509	$384

Losses from discontinued operations	$(9,712)	$(10,118)	$(32,577)	$(31,840)
Costs of disposal activities, net	(1,019)	-	(1,019)	-
Asset impairment charges	(363,432)	-	(363,432)	-
Goodwill impairment charges	(43,125)	-	(43,125)	-
Income tax benefits	20,962	4,123	30,279	12,975
Loss from discontinued operations, net of tax	$(396,326)	$(5,995)	$(409,874)	$(18,865)

In connection with ceasing operations, the Zinc Recovery Project’s assets will be sold and certain employees of the operator of the Zinc Recovery Project have been paid one-time termination benefits. As a result of ceasing operations of the Zinc Recovery Project, CalEnergy Minerals expects to make cash expenditures of approximately $13 million consisting of pre-tax disposal costs, termination benefit costs and property taxes. Substantially all of such costs are expected to relate to disposal activities, and a portion of the disposal costs is expected to be offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is expected to continue into 2005. The costs of disposal activities for the nine months ended September 30, 2004, are as follows (in thousands):

Accrued disposal costs at December 31, 2003	$-
Costs of disposal activities	1,019
Payments of disposal costs	(420)
Proceeds from sales of assets	-
Accrued disposal costs at September 30, 2004	$599

4.    Intangible Assets

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Power Purchase Contracts	$123,002	$99,640	$123,002	$98,463
Patented Technology	46,290	18,761	46,290	17,314
Total	$169,292	$118,401	$169,292	$115,777

Amortization expense on acquired intangible assets was $0.9 million and $2.6 million for each of the three-month and nine-month periods ended September 30, 2004 and 2003, respectively. The Partnership Guarantors expect amortization expense on acquired intangible assets to be $0.9 million for the three months remaining in 2004 and $3.5 million each of the four succeeding fiscal years.

5.    Redemption of Senior Bonds

On March 1, 2004, Salton Sea Funding Corporation ("Funding Corporation") completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 ("Series F Bonds"), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MidAmerican Energy Holdings Company ("MEHC"), and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. MEHC’s funding of the redemption was recorded as an equity contribution. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

6.    Income Taxes

The Partnership Guarantors recognize deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The source of the differences that give rise to the deferred income tax liabilities and assets at September 30, 2004 and December 31, 2003, along with the income tax effect of each, were as follows (in thousands):

	September 30,	December 31,
	2004	2003
		(As reclassified)
Deferred tax liabilities -
Properties, plant, contracts and equipment	$(111,219)	$(195,267)
Deferred tax assets:
Net operating loss carryforwards	-	53,115
Accruals not currently deductible for tax purposes	2,929	2,929
Energy credits	7,198	6,556
Alternative minimum tax credits	2,057	2,057
Total deferred tax assets	12,184	64,657
Net deferred tax liabilities	$(99,035)	$(130,610)

Since the commencement of operations in December 2002, the Zinc Recovery Project incurred net operating losses, and accordingly, a deferred tax asset relating to the net operating loss carryforwards was recognized. At December 31, 2003, management believed based upon available evidence, that the amount of the deferred tax asset recognized for net operating loss carryforwards would be realized through future taxable income generated by the Mineral Assets. On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project. In connection with ceasing the operations and recognizing the non-cash impairment charge, the Partnership Guarantors wrote-off the deferred tax asset related to the net operating loss carryforwards as it became evident that the asset would not be recoverable through future taxable income. The income tax benefit recorded in connection with the impairment charge represents the reversal of the book and tax basis differences related to property, plant and equipment, net of the tax benefits previously recognized on operating losses.

7.    Contingencies

The California Power Exchange

In January 2001, the California Power Exchange declared bankruptcy. As a result, the CE Turbo Project has not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $0.8 million (the “PX Receivable”). The Partnership Guarantors had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, the CE Turbo Project entered into separate Transfer of Claims Agreements with TransAlta USA Inc. (“TransAlta”) and MEHC, respectively, (the “Transfer of Claims Agreements”) pursuant to which the CE Turbo Project received an aggregate of approximately $0.7 million in exchange for rights to receive payment on the PX Receivable. As a result of the transaction, the Partnership Guarantors wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $0.8 million liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, CE Turbo can be required to pay the PX Receivable plus interest to MEHC and TransAlta.

Minerals

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations.

On May 25, 2001, CalEnergy Minerals entered into a Services Agreement for engineering, procurement and construction management services (the "AMEC Agreement") with AMEC E & C Services Inc. ("AMEC") in connection with the resolution of numerous problems that affected the construction of CalEnergy Minerals' Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services. CalEnergy Minerals ultimately determined that AMEC did not have the requisite licenses, including a California contractor's license. AMEC submitted $2.8 million of invoices to CalEnergy Minerals that AMEC claims are due and payable under the AMEC Agreement. CalEnergy Minerals filed a lawsuit against AMEC on June 13, 2003 seeking a declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and (2) recover payments made by CalEnergy Minerals to AMEC based on AMEC's lack of a contractor's license in California. The lawsuit also included claims by CalEnergy Minerals against AMEC for breach of contract, professional negligence and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

Environmental Liabilities

The Partnership Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Partnership Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Partnership Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Partnership Guarantors and the amount of energy available from the Partnership Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Partnership Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Partnership Guarantors' geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

8.    Related Party Transactions

Pursuant to the Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, the Partnership Guarantors acquired from Magma Power Company rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Projects in return for 17.333%, on a pro rata basis, of all energy revenue received by each project. The amounts expensed were $2.8 million and $6.6 million for the three-month and nine-month periods ended September 30, 2004, respectively, and $2.5 million and $7.1 million for the three-month and nine-month periods ended September 30, 2003, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under the agreement totaled $1.0 million and $2.3 million during the three-month and nine-month periods September 30, 2004, respectively, and $0.6 million and $1.5 million during the three-month and nine-month periods ended September 30, 2003, respectively. As of September 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $- and $0.4 million, respectively.

On January 21, 2004, CE Turbo and Salton Sea LLC entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour ("MWh") of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the CE Turbo Project and Salton Sea V Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. at a market price per Green Tag. There were no sales by CE Turbo under this agreement for the three-month and nine-month periods ending September 30, 2004.

Pursuant to the November 1, 1998, amended and restated power sales agreement, CE Turbo may provide CalEnergy Minerals with electrical energy at the market rates available to CE Turbo, less wheeling costs. There were no sales from CE Turbo to CalEnergy Minerals for the three-month and nine-month periods ended September 30, 2004 and 2003. On September 10, 2004, CalEnergy Minerals ceased operations. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are anticipated.

MEHC contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project’s operating losses, capital expenditures and debt service through September 10, 2004, which was the date the Zinc Recovery Project’s operations were ceased. Equity contributions for the nine-month periods ended September 30, 2004 and 2003 were $191.4 million and $33.3 million, respectively, and are included in the accompanying combined statements of cash flows as part of net financing activity cash flows from discontinued operations. The 2004 equity contributions include MEHC's $136.4 million funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004 and MEHC’s $13.3 million funding of the Zinc Recovery Project’s operating losses. Additionally, through September 10, 2004, MEHC had funded $41.7 million of the Zinc Recovery Project’s operating losses, which had been recorded as a due to affiliate on the Partnership Guarantors’ combined balance sheet. Due to the cessation of the Zinc Recovery Project’s operations, MEHC does not expect to recover these amounts. As such, the $41.7 million due to affiliate has been reclassified as an equity contribution and is included in total equity contributions of $191.4 million for the nine-month period ended September 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Royalty LLC as of September 30, 2004, and the related statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Salton Sea Royalty LLC as of December 31, 2003, and the related statements of operations, members' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 10, 2004

SALTON SEA ROYALTY LLC
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Prepaid expenses and other current assets	$-	$5
Royalty stream, net	12,185	13,002
Goodwill	30,464	30,464
Due from affiliates	54,639	48,413
Total assets	$97,288	$91,884

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accrued interest	$16	$5
Current portion of long-term debt	641	408
Total current liabilities	657	413
Senior secured project note	-	437
Total liabilities	657	850

Commitments and contingencies

Members' equity:
Common stock, par value $.01 per share;
100 shares authorized, issued and outstanding	-	-
Additional paid-in capital	1,561	1,561
Retained earnings	95,070	89,473
Total members' equity	96,631	91,034
Total liabilities and members' equity	$97,288	$91,884

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)

Revenue - royalty income	$3,206	$3,284	$8,773	$9,427
Costs and expenses:
Royalty, operating, general and administrative expenses	874	857	2,312	2,466
Amortization of royalty stream	272	214	817	641
Interest expense	12	21	47	66
Total costs and expenses	1,158	1,092	3,176	3,173
Net income	$2,048	$2,192	$5,597	$6,254

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Net income	$5,597	$6,254
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of royalty stream	817	641
Changes in assets and liabilities:
Prepaid expenses and other current assets	5	6
Accrued interest	11	17
Net cash flows from operating activities	6,430	6,918
Net cash flows from financing activities:
Increase in due from affiliates	(6,226)	(6,766)
Repayment of senior secured project note	(204)	(152)
Net cash flows from financing activities	(6,430)	(6,918)
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at the end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    General

In the opinion of management of Salton Sea Royalty LLC (the "Company), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Royalty Stream

The royalty stream has a cost of $60.5 million and accumulated amortization of $48.3 million and $47.5 million as of September 30, 2004 and December 31, 2003, respectively. Royalty stream amortization expense was $0.3 million and $0.2 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $0.8 million and $0.6 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Royalty stream amortization expense is expected to be $0.3 million for the three months remaining in 2004 and $1.1 million for 2004 and each of the four succeeding fiscal years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of Salton Sea Funding Corporation ("Funding Corporation") and Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P. (“Salton Sea Power Generation”), Salton Sea Power L.L.C. (“Salton Sea Power”), and Fish Lake Power LLC (collectively, the "Salton Sea Guarantors"),Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC (“CE Turbo”), CalEnergy Minerals LLC (“CalEnergy Minerals”), Salton Sea Minerals Corp., CalEnergy Operating Corporation (“CEOC”), Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the "Partnership Guarantors"), and Salton Sea Royalty LLC (the "Royalty Guarantor", together with the Salton Sea Guarantors and the Partnership Guarantors, the "Guarantors"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Funding Corporation's and the Guarantors' historical financial statements and the notes to those statements. Actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

From time to time, the Funding Corporation and the Guarantors may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond their control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Funding Corporation's or the Guarantors' expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Funding Corporation and the Guarantors have identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Neither the Funding Corporation nor the Guarantors assume any responsibility to update forward-looking information contained herein.

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight the factors that affect the comparability of our operating results, liquidity and capital for the three-month and nine-month periods ended September 30, 2004 and 2003:

•

On September 10, 2004, management made the decision to cease operations of the facilities installed near the geothermal energy generation facilities located in the Imperial Valley of California designed to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (“the Zinc Recovery Project”), effective immediately. The Zinc Recovery Project began limited production during December 2002. Based on this decision, a non-cash, after-tax, impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, has been recorded to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively, the “Mineral Assets”);

•

On March 1, 2004 Funding Corporation completed the redemption of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds (“Series F Bonds”) due on November 30, 2018. Funding Corporation made a demand on MidAmerican Energy Holdings Company (“MEHC”) and MEHC performed under that demand in order to fund the redemption; and

•	The settlement agreement in regards to the Salton Sea V Project reached in April 2003 with Stone & Webster Inc. (“Stone & Webster”) resulted in the receipt of $12.1 million from Stone & Webster.

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the period. At September 30, 2004, the capacity factors for the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project (collectively the "Salton Sea Projects") plants are based on capacity amounts of approximately 10, 20, 50, 40, and 49 net megawatt ("MW"), respectively. At September 30, 2004, the capacity factors for the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project, and CE Turbo Project (collectively the "Partnership Projects") plants are based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

The following operating data represents the aggregate capacity and electricity production of the Salton Sea Projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Overall capacity factor	92.4%	72.1%	82.7%	69.4%
Megawatt hour ("MWh") produced	343,700	268,200	916,200	765,800
Capacity (net MW) (weighted average)	168.4	168.4	168.4	168.4

The overall capacity factor for the Salton Sea Guarantors increased for the three-month and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 primarily due to the Salton Sea IV uncontrollable force event and other extended scheduled maintenance outages in 2003.

The following operating data represents the aggregate capacity and electricity production of the Partnership Projects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Overall capacity factor	101.7%	102.6%	94.3%	99.4%
Megawatt hour ("MWh") produced	354,700	357,800	979,700	1,028,800
Capacity (net MW) (weighted average)	158.0	158.0	158.0	158.0

The overall capacity factor for the Partnership Guarantors decreased for the three-month and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 primarily due to longer scheduled maintenance outages in 2004.

Results of Operations for the Three-Month Periods Ended September 30, 2004 and 2003

The Funding Corporation's net loss increased to $4.8 million for the three-month period ended September 30, 2004 from $- million for the same period in 2003. The net loss primarily represents the Funding Corporation's 1% equity in earnings of the Guarantors, which includes a non-cash, after-tax impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, in 2004, and interest income and expense, net of applicable tax.

The Salton Sea Guarantors' operating revenue increased $9.3 million, or 35.0%, to $35.9 million for the three-month period ended September 30, 2004 from $26.6 million for the same period in 2003. The increase was due to higher production in 2004 resulting from the impact of the Salton Sea IV uncontrollable force event in 2003.

The Salton Sea Guarantors' royalty, operating, general and administrative expenses decreased $4.4 million, or 25.3%, to $13.0 million for three-month period ended September 30, 2004 from $17.4 million for the same period in 2003. The decrease was due to the repair costs associated with the Salton Sea IV uncontrollable force event in 2003 and reduced property tax and insurance costs in 2004.

The Salton Sea Guarantors' depreciation and amortization increased $1.3 million to $6.2 million for the three-month period ended September 30, 2004 from $4.9 million for the same period in 2003. The increase was due to changes in depreciable asset balances.

The Salton Sea Guarantors' interest expense decreased $0.5 million to $4.2 million for the three-month period ended September 30, 2004 from $4.7 million for the same period in 2003. The decrease was due to reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships or limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Salton Sea Guarantors’ loss from discontinued operations, net of tax, for the three-months ended September 30, 2004 was $91.5 million and included a non-cash impairment charge of $91.4 million recognized in connection with ceasing operations of the Zinc Recovery Project. The remaining amounts for each period represent the depreciation of the mineral reserves.

The Partnership Guarantors' operating revenue increased $0.3 million to $33.4 million for the three-month period ended September 30, 2004 from $33.1 million for the same period in 2003. The increase was due to higher market energy rates in 2004, partially offset by decreased production.

The Partnership Guarantors' royalty, operating, general and administrative expenses decreased $1.2 million, or 9.4%, to $11.5 million for three-month period ended September 30, 2004, from $12.7 million for the same period in 2003 due to decreased maintenance costs.

The Partnership Guarantors' depreciation and amortization increased $1.0 million to $7.2 million for the three-month period ended September 30, 2004 from $6.2 million for the same period in 2003. The increase is due to changes in depreciable asset balances.

The Partnership Guarantors' interest expense decreased $0.1 million to $2.0 million for the three-month period ended September 30, 2004 from $2.1 million for the same period in 2003.

The Partnership Guarantors' income tax provision was $8.2 million for the three-month period ended September 30, 2004 as compared to $5.4 million for the same period in 2003. The effective tax rate was 58.6% and 40.7% in 2004 and 2003, respectively. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions made to the parent by the Partnership Guarantors, which occur after payment of operating expenses and debt service.

The Partnership Guarantors’ loss from discontinued operations for the three-months ended September 30, 2004 increased $390.3 million to $396.3 million. CalEnergy Minerals began the process of disposing of its Zinc Recovery Project during September 2004 and the increase in loss from discontinued operations is mainly due to a non-cash impairment charge of $390.0 million recorded during the three-month period ended September 30, 2004. The remaining amounts for each period represent the operating losses of the Zinc Recovery Project.

The Royalty Guarantor's net income was $2.0 million for the three-month period ended September 30, 2004 as compared to $2.2 million for the same period in 2003.

Results of Operations for the Nine-Month Periods Ended September 30, 2004 and 2003

The Funding Corporation's net loss increased to $4.9 million for the nine-month period ended September 30, 2004 from $- million for the same period in 2003. The net loss primarily represents the Funding Corporation's 1% equity in earnings of the Guarantors, which includes a non-cash, after-tax impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, in 2004, and interest income and expense, net of applicable tax.

The Salton Sea Guarantors' operating revenue increased $14.8 million, or 22.9%, to $79.4 million for the nine-month period ended September 30, 2004 from $64.6 million for the same period in 2003. The increase was due to higher production in 2004 resulting from the impact of the Salton Sea IV uncontrollable force event and other extended maintenance outages in 2003.

The Salton Sea Guarantors' royalty, operating, general and administrative expenses decreased $3.1 million, or 6.8%, to $42.5 million for nine-month period ended September 30, 2004 from $45.6 million for the same period in 2003. The decrease was primarily due the increased maintenance costs incurred in 2003 in connection with extended maintenance outages, partially offset by the receipt of the settlement of a warranty claim with Stone and Webster of $7.6 million in the second quarter of 2003.

The Salton Sea Guarantors' depreciation and amortization increased $3.7 million to $18.3 million for the nine-month period ended September 30, 2004 from $14.6 million for the same period in 2003. The increase was due to changes in depreciable asset balances.

The Salton Sea Guarantors' interest expense decreased $1.4 million to $12.9 million for the nine-month period ended September 30, 2004 from $14.3 million for the same period in 2003. The decrease was due to reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships or limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Salton Sea Guarantors’ loss from discontinued operations for the nine-months ended September 30, 2004 was $91.6 million and included a non-cash impairment charge of $91.4 million recognized in connection with ceasing operations of the Zinc Recovery Project. The remaining amounts for each period represent the depreciation of the mineral reserves.

The Partnership Guarantors' operating revenue decreased $2.2 million, or 2.9%, to $73.2 million for the nine-month period ended September 30, 2004 from $75.4 million for the same period in 2003. The decrease was due to reduced production resulting from longer scheduled maintenance outages in 2004.

The Partnership Guarantors' royalty, operating, general and administrative expenses increased $3.8 million, or 9.0%, to $46.2 million for nine-month period ended September 30, 2004, from $42.4 million for the same period in 2003 due to increased maintenance.

The Partnership Guarantors' depreciation and amortization increased $2.9 million to $20.8 million for the nine-month period ended September 30, 2004 from $17.9 million for the same period in 2003. The increase is due to increased depreciable asset balances.

The Partnership Guarantors' interest expense decreased $0.1 million to $6.0 million for the nine-month period ended September 30, 2004 from $6.1 million for the same period in 2003. The decrease was due to reduced indebtedness.

The Partnership Guarantors' income tax provision was $0.1 million for the nine-month period ended September 30, 2004 as compared to $4.1 million for the same period in 2003. The effective tax rate was 12.7% and 41.1% in 2004 and 2003, respectively. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions made to the parent by the Partnership Guarantors, which occur after payment of operating expenses and debt service.

The Partnership Guarantors’ loss from discontinued operations for the nine-months ended September 30, 2004 increased $391.0 million to $409.9 million. CalEnergy Minerals began the process of disposing of its Zinc Recovery Project in September 2004 and the increase in loss from discontinued operations is mainly due to a non-cash impairment charge of $390.0 million recorded during the three months ended September 30, 2004. The remaining amounts for each period represent the operating losses of the Zinc Recovery Project.

The Royalty Guarantor's net income was $5.6 million for the nine-month period ended September 30, 2004 as compared to $6.3 million for the same period in 2003.

Liquidity and Capital Resources

The Funding Corporation's cash flows from investing activities increased to $150.8 million for the nine-month period ended September 30, 2004 compared to $14.0 million for the same period in 2003. The Funding Corporation's cash used in financing activities increased to $120.2 million for the nine-month period ended September 30, 2004 compared with $3.0 million for the same period in 2003. The cash flows from investing and financing activities reflect the redemption of a portion of the Series F Bonds and the concurrent payment under the MEHC guarantee as described below.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its Series F Bonds at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

The Salton Sea Guarantors' only source of revenue is payments received pursuant to long term power sales agreements with Southern California Edison ("Edison"), other than Salton Sea V Project revenue and interest earned on funds on deposit. The Partnership Guarantors' primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo Project revenue and interest earned on funds on deposit. The Royalty Guarantor's only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects. Because of the Guarantor's dependence on Edison, if Edison fails to fulfill its obligations to the Salton Sea and Partnership Projects, it could significantly impair the ability of the Guarantors to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

The Salton Sea Guarantors' cash flows from operations increased to $20.6 million for the nine-month period ended September 30, 2004 compared with $12.0 million for the same period in 2003. The increase was primarily due to the impact of the extended outages in 2003, partially offset by the receipt of the Stone and Webster warranty claim settlement in 2003, of which $7.6 million was recorded as a reduction of operating expenses.

The Salton Sea Guarantors' capital expenditures were $3.2 million for the nine-month period ended September 30, 2004 compared to $0.7 million for the same period in 2003. Capital expenditures are the only component of investing activities. During the second quarter of 2003, $4.5 million of the Stone & Webster settlement payment was recorded as a reduction to capital equipment expenditures.

The Salton Sea Guarantors' cash used in financing activities was $17.4 million for the nine-month period ended September 30, 2004 compared with cash used of $11.2 million for the same period in 2003. The increase in cash used in financing activities was primarily due to higher payments to affiliates during 2004 as a result of increased operating cash flows.

The Partnership Guarantors' cash flows from continuing operations decreased to $21.8 million for the nine-month period ended September 30, 2004 compared with $26.4 million for the same period in 2003. The Partnership Guarantors' cash flows used in discontinued operations decreased to $28.4 million for the nine-month period ended September 30, 2004 compared with $31.2 million for the same period in 2003. The decrease in cash used in discontinued operations relates to decreased operating expenditures in 2004.

The Partnership Guarantors' cash flows used in continuing investing activities decreased to $11.0 million for the nine-month period ended September 30, 2004 compared with $13.2 million for the same period in 2003. The Partnership Guarantors' cash flows from discontinued investing activities was $0.8 million for the nine-month period ended September 30, 2004 compared with cash flows used of $10.3 million for the same period in 2003. Capital expenditures are the primary component of investing activities which decreased principally in 2004, due to the Zinc Recovery Project construction expenditures in 2003, which are included in cash flows from discontinued operations.

The Partnership Guarantors' cash flows used in continuing financing activities was $10.8 million for the nine-month period ended September 30, 2004 compared with $13.2 million for the same period in 2003. Cash flows used in financing activities from continuing operations reflect changes in amounts due from affiliates and debt repayments. The Partnership Guarantors’ cash flows from discontinued financing activities was $27.6 million for the nine-month period ended September 30, 2004 compared with $41.5 million for the same period in 2003. Cash flows generated from financing activities from discontinued operations reflect MEHC's equity contributions to fund the Zinc Recovery Project’s operating losses and capital expenditures, and MEHC's funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004.

The Royalty Guarantors' cash flows from operations decreased to $6.4 million for the nine-month period ended September 30, 2004 compared with $6.9 million for the same period in 2003. The Royalty Guarantor's cash flows used in financing activities decreased to $6.4 million for the nine-month period ended September 30, 2004 compared with $6.9 million for the same period in 2003.

Edison and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project's 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.5 million. Salton Sea Power Generation, with Fish Lake Power Company, owner of the Salton Sea IV Project served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project has notified Edison that it disputes such action. Although the purported, probationary period referenced by Edison has elapsed, Edison has not yet notified owner of any action by Edison with respect to the disputed probation. As a result, the Salton Sea Guarantors established an allowance for doubtful accounts of $1.9 million and $1.7 million for capacity payments as of September 30, 2004 and December 31, 2003, respectively.

On October 9, 2003, the Salton Sea III Project's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea III Project's turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.8 million. Salton Sea Power Generation, owner of the Salton Sea III Project, served notices of error on Edison for such unpaid amounts. As a result the Salton Sea Guarantors have established an allowance for doubtful accounts of $0.8 million and $0.7 million as of September 30, 2004 and December 31, 2003, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million (the “PX Receivable”). The Guarantors had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, the Salton Sea V and CE Turbo Projects entered into separate Transfer of Claims Agreements with TransAlta USA Inc. (“TransAlta”) and MEHC, respectively (the “Transfer of Claims Agreements”), pursuant to which the Salton Sea V and CE Turbo Projects received an aggregate of approximately $3.7 million in exchange for rights to receive payment on the PX Receivable. As a result of the transaction, the Guarantors wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable plus interest to MEHC and TransAlta.

Stone & Webster

The Salton Sea V Project was constructed by Stone & Webster, pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power, the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

Zinc Recovery Project and Mineral Assets

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations.

On May 23, 2002, CalEnergy Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, CalEnergy Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and has paid to Kvaerner two equal installments of $2.25 million in January of 2003 and 2004 and will pay $2.25 million in January 2005.

On May 25, 2001, CalEnergy Minerals entered into a Services Agreement for engineering, procurement and construction management services (the "AMEC Agreement") with AMEC E&C Services, Inc. (“AMEC”) in connection with the resolution of numerous problems that affected the construction of CalEnergy Minerals' Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services which CalEnergy Minerals ultimately determined to be false. AMEC submitted $2.8 million of invoices to CalEnergy Minerals that AMEC claims are due and payable under the AMEC Agreement. CalEnergy Minerals filed a lawsuit against AMEC on June 13, 2003 for declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by CalEnergy Minerals to AMEC based on AMEC's lack of a contractor's license in California. The lawsuit also included claims by CalEnergy Minerals against AMEC for breach of contract and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

The Guarantors' long-lived assets include rights to commercial quantities of extractable minerals from elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California and the Zinc Recovery Project.

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project, effective immediately. Based on this decision, a non-cash, after-tax, impairment charge of $390.0 million and $91.4 million for the Partnership Guarantors and Salton Sea Guarantors, respectively, has been recorded to write-off the Mineral Assets.

In connection with ceasing operations, the Zinc Recovery Project’s assets will be sold and certain employees of the operator of the Zinc Recovery Project have been paid one-time termination benefits. As a result of ceasing operations of the Zinc Recovery Project, CalEnergy Minerals expects to make cash expenditures of approximately $13 million, consisting of pre-tax disposal costs, termination benefit costs and property taxes. Substantially all of such costs are expected to relate to disposal activities, and a portion of the disposal costs is expected to be offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is expected to continue into 2005. Cash expenditures made by CalEnergy Minerals for exit and disposal costs totaled $0.4 million for the three and nine months ended September 30, 2004.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors' existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors' cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors' facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Guarantors' geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulation under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

Related Party Transactions

Pursuant to the Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, the Salton Sea Guarantors acquired from Magma Land I, a wholly owned subsidiary of Magma Power Company ("Magma"), rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation facilities in return for 5% of all electricity revenue received by the Salton Sea Guarantors. The amounts expensed for the three-month and nine-month periods ended September 30, 2004 were $1.8 million and $4.0 million, respectively. The amounts expensed for the three-month and nine-month periods ended September 30, 2003 were $1.3 million and $3.2 million, respectively.

Pursuant to the Administrative Services Agreement dated April 1, 1993 with Magma, Magma will provide administrative and management services to the Salton Sea Guarantors, excluding the Salton Sea IV and Salton Sea V Projects. Fees payable to Magma amount to 3% of all electricity revenue. The amount expensed for the three-month and nine-month periods ended September 30, 2004 were $0.5 million and $1.1 million, respectively. The amount expensed for the three-month and nine-month periods ended September 30, 2003 were $0.5 million and $1.0 million, respectively.

Pursuant to the Operating and Maintenance Agreement dated April 1, 1993 between CEOC and the Salton Sea Guarantors, the Salton Sea Guarantors have retained CEOC to operate the Salton Sea Projects for a period of 32 years. Payments are made to CEOC in the form of reimbursements of expenses incurred. During the three-month and nine-month periods ended September 30, 2004, the Salton Sea Guarantors reimbursed CEOC for expenses of $4.4 million and $12.8 million, respectively. During the three-month and nine-month periods ended September 30, 2003, the Salton Sea Guarantors reimbursed CEOC for expenses of $3.8 million and $14.7 million, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power began selling available power to TransAlta on February 12, 2003 at prices based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $1.8 million and $4.7 million during the three-month and nine-month periods September 30, 2004, respectively and $1.8 million and $6.0 million during the three-month and nine-month periods ended September 30, 2003, respectively. As of September 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $- and $1.1 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale agreement to sell the non-power attributes (the non-power attributes made available by one MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. (“TransAlta Energy”) at a market price per Green Tag. Sales by Salton Sea Power commenced in July 2004 and totaled $0.5 million for the three-month and nine-month periods ended September 30, 2004. There were no sales by CE Turbo for the three-month and nine-month periods ended September 30, 2004. As of September 30, 2004, there was no accounts receivable from TransAlta Energy.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power may provide CalEnergy Minerals with electrical energy at the market rates available to Salton Sea Power, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $0.5 million and $1.3 million for the three-month and nine-month periods ended September 30, 2004, respectively and $0.3 million and $0.6 million for the three-month and nine-month periods ended September 30, 2003, respectively. On September 10, 2004, CalEnergy Minerals ceased operations, effective immediately. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are anticipated.

Pursuant to the Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, the Partnership Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Projects in return for 17.333%, on a pro rata basis, of all energy revenue received by each project. The amounts expensed were $2.8 million and $6.6 million for the three-month and nine-month periods ended September 30, 2004, respectively and $2.5 million and $7.1 million for the three-month and nine-month periods ended September 30, 2003, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales to TransAlta from the Partnership Guarantors totaled $1.0 million and $2.3 million during the three-month and nine-month periods September 30, 2004, respectively, and $0.6 million and $1.5 million during the three-month and nine-month periods ended September 30, 2003, respectively. As of September 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $- and $0.4 million, respectively.

Pursuant to the November 1, 1998, amended and restated power sales agreement, CE Turbo may provide CalEnergy Minerals with electrical energy at the market rates available to CE Turbo, less wheeling costs. There were no sales from CE Turbo to CalEnergy Minerals for the three-month and nine-month periods ended September 30, 2004 and 2003. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project no further sales to CalEnergy Minerals are anticipated.

MEHC contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project’s operating losses, capital expenditures and debt service through September 10, 2004, which was the date the Zinc Recovery Project’s operations were ceased. Equity contributions for the nine-month periods ended September 30, 2004 and 2003 were $191.4 million and $33.3 million, respectively, and are included in the accompanying combined statements of cash flows as part of net financing activity cash flows from discontinued operations. The 2004 equity contributions include MEHC's $136.4 million funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004 and MEHC’s $13.3 million funding of the Zinc Recovery Project’s operating losses. Additionally, through September 10, 2004, MEHC had funded $41.7 million of the Zinc Recovery Project’s operating losses, which had been recorded as a due to affiliate on the Partnership Guarantors’ combined balance sheet. Due to the cessation of the Zinc Recovery Project’s operations, MEHC does not expect to recover these amounts. As such, the $41.7 million due to affiliate has been reclassified as an equity contribution and is included in total equity contributions of $191.4 million for the nine-month period ended September 30, 2004.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7. of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 other than as discussed in the "Liquidity and Capital Resources" section.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Combined Financial Statements and accompanying notes. Note 2 to the Funding Corporation's and the Guarantors' financial statements included in their annual report on Form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from these estimates.

For additional discussion of the Funding Corporation's and Guarantors' critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Funding Corporation's and the Guarantors' Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("Fin 46"). Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which served to clarify guidance in Fin 46. During the fourth quarter of 2003, the Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Guarantors' financial position, results of operations or cash flows. The Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Guarantors have determined their power purchase and power sale agreements do not represent significant variable interests. Accordingly, the Guarantors have concluded that it is appropriate to continue to consolidate their power plant projects.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. During the nine months ended September 30, 2004, there were no material changes to Funding Corporation’s market risk other than the redemption of approximately $136.4 million of the Series F Bonds.

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of Funding Corporation's management, including the chief executive officer and chief accounting officer, regarding the effectiveness of the design and operation of Funding Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, Funding Corporation's management, including the chief executive officer and chief accounting officer, concluded that Funding Corporation's disclosure controls and procedures were effective. There have been no significant changes during the quarter covered by this report in Funding Corporation's internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to legal proceedings from the information provided in Item 3. Legal Proceedings of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 other than Edison and the California Power Exchange. See Part I, notes to the financial statements and Part I, Item 2, discussion in management's discussion and analysis.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Salton Sea Funding Corporation
(Registrant)

Date: November 12, 2004	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Vice President and Controller

EXHIBIT INDEX

Exhibit No.

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.